Form 10-Q
period 1998-06-30
GLACIER BANCORP INC /WA
filed 1998-08-14
CIK 1060330

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________  to _________________

COMMISSION FILE   0-18911
                 ---------

                              GLACIER BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                        81-0468393
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)


P.O. Box 27; 202 Main Street, Kalispell, Montana                 59903-0027
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code       (406) 756-4200
--------------------------------------------------------------------------------

                                       N/A
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Registrant's common stock outstanding on August 5, 1998, was 6,943,534. No preferred shares are issued or outstanding.

                              GLACIER BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX

                                                                                         Page #
                                                                                         ------
PART I.           FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Consolidated Condensed Statements of Financial Condition -
                  June 30, 1998, December 31, and June 30, 1997 (unaudited) .................3

                  Consolidated Condensed Statements of Operations  -
                  Three and six months ended June 30, 1998 and 1997 (unaudited) .............4

                  Consolidated Condensed Statements of Cash Flows -
                  Six months ended June 30, 1998 and 1997  (unaudited) ......................5

                  Notes to Consolidated Condensed Financial Statements ......................6

         Item 2 - Management's Discussion and Analysis
                   Of Financial Condition and Results of Operations ........................12

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk ................16

PART II.          OTHER INFORMATION ........................................................17

Signatures .................................................................................18

                              GLACIER BANCORP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
     (Unaudited - dollars in thousands except per share data)                     JUNE 30,          December 31,         June 30,
--------------------------------------------------------------------------         1998                1997                1997
                                                                                -----------         -----------         -----------
ASSETS:
Cash on hand and in banks ..............................................        $    29,010              26,463              28,786
Federal funds sold .....................................................                  0                   0                 235
Interest bearing cash deposits .........................................              2,963                   0                 365
                                                                                -----------         -----------         -----------
     Cash and cash equivalents .........................................             31,972              26,463              29,386
                                                                                -----------         -----------         -----------
Investments:
     Investment securities, held-to-maturity ...........................              3,498               7,912              15,394
     Investment securities, available-for-sale .........................             38,217              40,229              37,875
     Mortgage backed securities, held-to-maturity ......................                  0               3,100               3,317
     Mortgage backed securities, available-for-sale ....................             46,655              53,025              48,159
                                                                                -----------         -----------         -----------
        Total Investments ..............................................             88,370             104,266             104,745
                                                                                -----------         -----------         -----------
Net loans receivable:
     Real estate loans .................................................            197,904             204,219             201,893
     Commercial Loans ..................................................            154,341             121,047             110,813
     Installment and other loans .......................................             99,754              99,326              96,128
     Allowance for losses ..............................................             (4,003)             (3,544)             (3,469)
                                                                                -----------         -----------         -----------
        Total Loans, net ...............................................            447,996             421,048             405,365
                                                                                -----------         -----------         -----------

Premises and equipment, net ............................................             12,967              11,743              11,614
Real estate and other assets owned .....................................                348                 121                 142
Federal Home Loan Bank of Seattle stock, at cost .......................             10,730              10,330               9,879
Federal Reserve stock, at cost .........................................              1,067                 340                 340
Accrued interest receivable ............................................              3,675               3,759               3,840
Goodwill, net ..........................................................              1,352               1,371               1,442
Other assets ...........................................................                978                 957                 857
                                                                                -----------         -----------         -----------
                                                                                $   599,455             580,398             567,610
                                                                                ===========         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits - interest bearing ............................................        $   293,666             273,145             264,717
Deposits - non-interest bearing ........................................             78,137              74,946              66,400
Advances from Federal Home Loan Bank of Seattle ........................            129,510             139,257             136,237
Securities sold under agreements to repurchase .........................             16,397              19,255              20,667
Other borrowed funds ...................................................             10,467               7,721              12,001
Accrued interest payable ...............................................              2,115               1,388               1,506
Current income taxes ...................................................                132                 306                 132
Deferred income taxes ..................................................              1,865               1,912               1,658
Other liabilities ......................................................              3,119               2,379               8,550
Minority Interest ......................................................                307                 480                 458
                                                                                -----------         -----------         -----------
     Total liabilities .................................................            535,715             520,789             512,326
                                                                                -----------         -----------         -----------

Common stock,  $.01 par value per share (1) ............................                 70                  69                  69
Paid-in capital ........................................................             36,470              35,383              34,663
Retained earnings - substantially restricted ...........................             27,206              24,042              21,197
Treasury stock at cost (2) .............................................             (1,066)             (1,066)             (1,066)
Accumulated other comprehensive earnings ...............................              1,060               1,181                 421
                                                                                -----------         -----------         -----------
     Total stockholders' equity ........................................             63,740              59,609              55,284
                                                                                -----------         -----------         -----------
                                                                                $   599,455             580,398             567,610
                                                                                ===========         ===========         ===========
     Book value per share ..............................................        $      9.18                8.71                8.12
                                                                                ===========         ===========         ===========

(1) Number of shares outstanding adjusted for three for two stock split in 1997

(1) Total shares outstanding at end of period 10% stock dividend in 1996          6,943,534           6,847,485           6,811,517

(2) Treasury shares                                                                  85,890              85,890              85,890


          See accompanying notes to consolidated financial statements.

                              GLACIER BANCORP, INC
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

------------------------------------------------------   ---------------------------       ---------------------------
(unaudited - $ in thousands except per share data)       Three months ended June 30,        Six months ended June 30,
------------------------------------------------------   ---------------------------       ---------------------------
                                                            1998             1997             1998             1997
                                                         ----------       ----------       ----------       ----------
INTEREST INCOME:
    Real estate loans .............................      $    4,110            4,057            8,187            8,056
    Commercial loans ..............................           3,298            2,619            6,327            4,995
    Consumer and other loans ......................           2,383            2,321            4,780            4,533
    Mortgage backed securities ....................             732              935            1,523            1,764
    Investment securities .........................             925            1,053            1,891            2,148
                                                         ----------       ----------       ----------       ----------
       Total interest income ......................          11,448           10,985           22,708           21,496
                                                         ----------       ----------       ----------       ----------

INTEREST EXPENSE:
    Deposits ......................................           2,945            2,754            5,758            5,444
    Advances ......................................           1,924            1,896            3,930            3,846
    Repurchase agreements .........................             176              280              359              428
    Other borrowed funds ..........................              61               56              109              106
                                                         ----------       ----------       ----------       ----------
       Total interest expense .....................           5,106            4,986           10,156            9,824
                                                         ----------       ----------       ----------       ----------

NET INTEREST INCOME ...............................           6,342            5,999           12,552           11,672
    Provision for loan losses .....................             513              209              715              372
                                                         ----------       ----------       ----------       ----------
Net Interest Income after provision for loan losses           5,829            5,790           11,837           11,300
                                                         ----------       ----------       ----------       ----------

NON-INTEREST INCOME:
    Loan fees and service charges .................           1,931            1,825            3,861            3,522
    Gains (Losses) on sale of investments .........               1                0                1                0
    Other income ..................................             937              184            1,147              365
                                                         ----------       ----------       ----------       ----------
       Total fees and other income ................           2,869            2,009            5,009            3,886
                                                         ----------       ----------       ----------       ----------
NON-INTEREST EXPENSE:
    Compensation, employee benefits
       and related expenses .......................           2,520            2,262            4,774            4,541
    Occupancy expense .............................             521              460              981              937
    Data processing expense .......................             254              200              453              385
    Other expenses ................................           1,477            1,241            2,876            2,536
    Minority interest .............................              12               18               26               30
                                                         ----------       ----------       ----------       ----------
       Total non-interest expense .................           4,784            4,181            9,110            8,429
                                                         ----------       ----------       ----------       ----------

EARNINGS BEFORE INCOME TAXES ......................           3,914            3,618            7,736            6,757

Federal and state income tax expense ..............           1,453            1,326            2,845            2,478
                                                         ----------       ----------       ----------       ----------
NET EARNINGS ......................................      $    2,461            2,292            4,891            4,279
                                                         ==========       ==========       ==========       ==========

Basic earnings per share (1) ......................      $     0.36             0.34             0.71             0.63
Diluted earnings per share (1) ....................            0.35             0.33             0.69             0.62
Dividends declared per share (1) ..................            0.13             0.12             0.25             0.23
Return on average assets (annualized) .............            1.65%            1.64%            1.67%            1.54%
Return on beginning equity (annualized) ...........           16.02%           17.36%           16.41%           16.47%
Basic weighted average shares outstanding (1) .....       6,910,830        6,802,626        6,886,645        6,799,459

(1) Adjusted for three for two stock split in 1997.


See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six months ended June 30,
                                                                                 ------------------------
                         (dollars in thousands)                                    1998           1997
                                                                                 --------       --------
OPERATING ACTIVITIES:
     Net earnings .........................................................      $  4,891          4,279
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
       Mortgage loans held for sale originated or acquired ................       (52,453)       (29,824)
       Proceeds from sales of mortgage loans held for sale ................        49,103         28,839
       Provision for loan losses ..........................................           715            372
       Depreciation of premises and equipment .............................           611            422
       Amortization of goodwill ...........................................            66             84
       Amortization of investment securities premiums and discounts, net ..           (73)            72
       Net increase (decrease) in deferred income taxes ...................            31            (62)
       Net (increase) decrease in accrued interest receivable .............            84           (367)
       Net increase in accrued interest payable ...........................           727            707
       Net increase (decrease) in current income taxes ....................          (174)           132
       Net (increase) decrease in other assets ............................           (21)           213
       Net increase (decrease) in other liabilities and minority interest .           803         (1,830)
       FHLB stock dividends ...............................................          (400)          (322)
                                                                                 --------       --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES .......................         3,910          2,715
                                                                                 --------       --------

INVESTING ACTIVITIES:
     Proceeds from maturities and prepayments of investment
        securities available-for-sale .....................................         8,840         12,458
     Purchases of investment securities available-for-sale ................          (546)       (12,825)
     Proceeds from maturities and prepayments of investment
        securities held-to-maturity .......................................         7,476          1,744
     Principal collected on installment and commercial loans ..............        55,948         42,753
     Installment and commercial loans originated or acquired ..............       (94,091)       (61,679)
     Proceeds from sales of commercial loans ..............................         4,165          3,116
     Principal collections on mortgage loans ..............................        38,218         14,924
     Mortgage loans originated or acquired ................................       (28,553)       (17,225)
     Net proceeds from sales (acquisition) of real estate owned ...........          (227)           268
     Net purchase of FHLB and FRB stock ...................................          (727)          (971)
     Net addition of premises and equipment ...............................        (1,835)          (744)
     Acquisition of minority interest .....................................          (283)             0
                                                                                 --------       --------
          NET CASH USED BY INVESTING ACTIVITIES ...........................       (11,615)       (18,181)
                                                                                 --------       --------

FINANCING ACTIVITIES:
     Net increase in deposits .............................................        23,712          8,438
     Net decrease in FHLB advances and other borrowed funds ...............        (7,001)          (253)
     Net increase (decrease) in securities sold under repurchase agreements        (2,858)        10,876
     Cash dividends paid to stockholders ..................................        (1,727)        (1,543)
     Proceeds from exercise of stock options ..............................         1,088            185
                                                                                 --------       --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................        13,214         17,703
                                                                                 --------       --------
       NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................         5,509          2,237
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................        26,463         27,149
                                                                                 --------       --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................      $ 31,972         29,386
                                                                                 ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for: Interest ............................      $  9,429          9,117
                                      Income taxes ........................         3,019          2,347

     See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1)        Basis of Presentation:

         In the opinion of Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of Glacier Bancorp Inc.'s (the "Company") financial condition as of June 30, 1998, December 31, and June 30, 1997 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997.

         The accompanying consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2)       Organizational Structure:

         The Company is the parent company for five subsidiaries: Glacier Bank ("Glacier"); Glacier Bank of Whitefish ("Whitefish"); Glacier Bank of Eureka ("Eureka"); First Security Bank of Missoula ("Missoula") and Community First, Inc. ("CFI"). On February 1, 1998, Glacier was converted from a Federal Savings Bank charter to a State of Montana commercial bank charter. At June 30, 1998, the Company owned 100%, 94%, 98% 100% and 100% of Glacier, Whitefish, Eureka, Missoula and CFI, respectively. CFI provides full service brokerage services through Robert Thomas Securities. The following abbreviated organizational chart illustrates the various relationships:


--------------------------------------------------------------------------------

                                   Glacier Bancorp, Inc.
                                 (Parent Holding Company)


                                  First Security Bank                  Glacier Bank                  Glacier Bank
       Glacier Bank                   OF Missoula                      of Whitefish                    of Eureka
     (Commercial Bank)             (Commercial bank)                 (Commercial bank)             (Commercial bank)


                                    Community First
                                          Inc,
                                  (Brokerage services)


3)       Stock  Split:

         The company completed a 3 for 2 stock split in May 1997. As a result, all per share amounts from time periods preceding this date have been restated to illustrate the effect of the stock split. Any fractional shares were paid in cash.

4)       Ratios:

         Return on Average Assets was calculated based on the average of the total assets for the period. Return on Beginning Equity was calculated based on the stockholders' equity at the beginning of each period presented.

5)       Cash Dividend Declared:

         On June 24, 1998, the Board of Directors declared a $.13 per share quarterly cash dividend to stockholders of record on July 13, 1998, payable on July 23, 1998.

6)       Computation of Earnings Per Share:

         Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed by including the net increase in shares if all outstanding stock options were exercised, using the treasury stock method. Previous period amounts are restated for the effect of the stock split. The following schedule contains the data used in the calculation of basic and diluted earnings per share.

                                                                                    AVERAGE         PER-SHARE
THREE MONTHS ENDED JUNE 30, 1998                                     INCOME          SHARES           AMOUNT
-------------------------------------------------------------      ----------      ----------      ----------
BASIC EARNINGS PER SHARE:
Income available to common shareholders .....................      $2,462,000       6,910,830            0.36

EFFECT OF DILUTIVE SECURITIES:
Net increase in shares from assumed exercise of stock options                         186,318

DILUTED EARNINGS PER SHARE:
                                                                   ----------      ----------      ----------
Income available to common shareholders plus assumed options        2,462,000       7,097,148            0.35
                                                                   ==========      ==========      ==========

                                                                                     AVERAGE        PER-SHARE
THREE MONTHS ENDED JUNE 30, 1997                                     INCOME          SHARES          AMOUNT
-------------------------------------------------------------      ----------      ----------      ----------
BASIC EARNINGS PER SHARE:
Income available to common shareholders .....................      $2,292,000       6,802,417            0.34

EFFECT OF DILUTIVE SECURITIES:
Net increase in shares from assumed exercise of stock options                         100,806

DILUTED EARNINGS PER SHARE:
                                                                   ----------      ----------      ----------
Income available to common shareholders plus assumed options        2,292,000       6,903,223            0.33
                                                                   ==========      ==========      ==========

                                                                                   AVERAGE         PER-SHARE
SIX MONTHS ENDED JUNE 30, 1998                                       INCOME         SHARES           AMOUNT
-------------------------------------------------------------      ----------      ----------      ----------
BASIC EARNINGS PER SHARE:
Income available to common shareholders .....................      $4,892,000       6,886,511            0.71

EFFECT OF DILUTIVE SECURITIES:
Net increase in shares from assumed exercise of stock options                         197,976

DILUTED EARNINGS PER SHARE:
                                                                   ----------      ----------      ----------
Income available to common shareholders plus assumed options        4,892,000       7,084,487            0.69
                                                                   ==========      ==========      ==========

                                                                                    AVERAGE         PER-SHARE
SIX MONTHS ENDED JUNE 30, 1997                                       INCOME         SHARES           AMOUNT
-------------------------------------------------------------      ----------      ----------      ----------
BASIC EARNINGS PER SHARE:
Income available to common shareholders .....................      $4,279,000       6,799,337            0.63

EFFECT OF DILUTIVE SECURITIES:
Net increase in shares from assumed exercise of stock options                         100,946

DILUTED EARNINGS PER SHARE:
                                                                   ----------      ----------      ----------
Income available to common shareholders plus assumed options        4,279,000       6,900,283            0.62
                                                                   ==========      ==========      ==========

7)       Investments:

         A comparison of the amortized cost and estimated fair value of the Company's investment securities is as follows:

                    INVESTMENT SECURITIES AS OF JUNE 30, 1998

                                                                      Gross Unrealized
------------------------------------------------  Amortized        ------------------------        Estimated
    (dollars in thousands)                           Cost           Gains           Losses         Fair Value
------------------------------------------------  ---------        --------        --------        ----------
HELD TO MATURITY:
U.S. Government and Federal Agencies               $    999               0               0              999
State and Local Government and other issues           2,499              98               0            2,597
                                                   --------        --------        --------         --------
     TOTAL HELD TO MATURITY SECURITIES             $  3,498              98               0            3,596
                                                   ========        ========        ========         ========

AVAILABLE FOR SALE:
U.S. Government and Federal Agencies               $ 12,421              75              (3)          12,493
State and Local Government and other issues          24,613           1,117              (6)          25,724
Mortgage-backed securities                           18,573             609             (23)          19,159
Real Estate Mortgage Investment Conduit              27,510             168            (182)          27,496
                                                   --------        --------        --------         --------
     TOTAL AVAILABLE FOR SALE SECURITIES           $ 83,117           1,969            (214)          84,872
                                                   ========        ========        ========         ========


                          INVESTMENT SECURITIES AS OF DECEMBER 31, 1997

                                                                      Gross Unrealized
------------------------------------------------  Amortized        ------------------------        Estimated
    (dollars in thousands)                           Cost           Gains           Losses         Fair Value
------------------------------------------------  ---------        --------        --------        ----------

HELD TO MATURITY:
U.S. Government and Federal Agencies               $  4,996               0              (6)           4,990
State and Local Government and other issues           2,916             112               0            3,028
Mortgage-backed securities                            3,100              27               0            3,127
                                                   --------        --------        --------         --------
     TOTAL HELD TO MATURITY SECURITIES             $ 11,012             139              (6)          11,145
                                                   ========        ========        ========         ========

AVAILABLE FOR SALE:
U.S. Government and Federal Agencies               $ 15,024              70             (29)          15,065
State and Local Government and other issues          24,056           1,110              (2)          25,164
Mortgage-backed securities                           20,567             667             (18)          21,216
Real Estate Mortgage Investment Conduit              31,653             256            (100)          31,809
                                                   --------        --------        --------         --------
     TOTAL AVAILABLE FOR SALE SECURITIES           $ 91,300           2,103            (149)          93,254
                                                   ========        ========        ========         ========

8)        Stockholders Equity:


The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in supervising a bank holding company. The following table illustrates the Federal Reserve Board's capital adequacy guidelines and the Company's compliance with those guidelines as of June 30, 1998.

                                               Tier I (Core) Capital     Tier II (Total) Capital       Leverage Capital
-------------------------------------------    ---------------------     -----------------------     ---------------------
      (dollars in thousands)                      $             %             $           %             $             %
-------------------------------------------    --------     --------     ---------     ---------     --------     --------
GAAP Capital .............................     $ 63,740                   $ 63,740                   $ 63,740
Goodwill .................................       (1,352)                    (1,352)                    (1,352)
Net unrealized gains on securities
     available-for-sale ..................       (1,066)                    (1,066)                    (1,066)
Allowance for loan losses ................           --                      4,003                         --
                                               --------                   --------                   --------
Regulatory capital computed ..............     $ 61,322                   $ 65,325                   $ 61,322
                                               ========                   ========                   ========

Risk weighted assets .....................     $412,183                   $412,183
                                               ========                   ========

Total average assets .....................                                                           $594,877
                                                                                                     --------

Capital as % of defined assets ...........                     14.88%                     15.85%                     10.62%
Regulatory "well capitalized" requirement                       6.00%                     10.00%                      5.00%
                                                            --------                   --------                   --------
Excess over "well capitalized" requirement                      8.88%                      5.85%                      5.62%
                                                            ========                   ========                   ========


9)       Comprehensive Income:

         In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted the provisions of SFAS No. 130 as of January 1, 1998.

                                                                                THREE MONTHS                  SIX MONTHS
                                                                                ENDED JUNE 30,              ENDED JUNE 30,
                            OTHER COMPREHENSIVE INCOME:                     --------------------        ---------------------
                               (dollars in thousands)                        1998          1997          1998           1997
         -------------------------------------------------------------      ------        ------        ------         ------
         Unrealized holding gains (losses) arising during the period        $   23           853          (121)           416
         Less reclassification adjustment for losses included
          in net income ............................................             0             0             0              0
                                                                            ------        ------        ------         ------
         Other comprehensive income (loss), net of tax .............            23           853          (121)           416
                                                                            ======        ======        ======         ======

10)      Contingencies and Commitments

         The Company converted its data processing operation from an outside data processing service for three of its subsidiaries to an upgraded in-house system used by First Security. This conversion standardizes information processing within the Company and will provide enhanced customer service capabilities. The estimated investment for this conversion, including hardware, software licensing fees, and conversion costs is approximately $800,000. Annual expenses for data processing are expected to decline with this change.

         The Company has purchased a commercial building site in Kalispell and has started construction on a building to be used to relocate one of its drive-up offices and the corporate headquarters. The estimated cost for land and building is approximately $2,100,000. As of June 30, 1998, $904,000 has been paid for the land purchase and construction costs.

11)      Forward Looking Statements

         This document contains certain forward-looking statements, all of which are based on current expectations. Actual results may differ materially, and therefore readers are cautioned not to place undue reliance on these forward-looking statements.

12)      Pending Merger and Other Events

         The pending merger with HUB Financial Corporation and its subsidiary Valley Bank of Helena is scheduled to be completed on August 28, 1998 pending approval by shareholders of each company at their respective August 21, 1998 shareholder meetings.

         As of July 1, 1998, John MacMillan retired as Chief Executive Officer, retaining his position as Chairman of the Board. Michael J. Blodnick assumed the role of President and CEO. On July 8, 1998, shareholders approved the "Curative Merger" and resulting increase of authorized common shares to 15 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -

Financial Condition - This section discusses the changes in Statement of Financial Condition items from December 31, 1997 to June 30,1998.

At June 30, 1998, total consolidated assets increased by $19,057,000 or 3.28%, over the December 31, 1997 level. This increase was primarily in loan growth of $26,949,000, and interest bearing cash deposits with other financial institutions. Total investments have declined $15,896,000.

Real estate loans decreased $6.3 million during the period, while commercial loans increased $33.3 million, offsetting the decline in real estate loans. Approximately $8.5 million of the commercial loan increase resulted from repurchasing loan participations from non-affiliated banks.

Loans sold to the secondary market amounted to $53.3 million and $32.0 million during the first six months of 1998 and 1997, respectively.

The amount of loans serviced for others on June 30, 1998 was $117.9 million.

Total deposits increased $23.7 million, with $20.5 million of the increase occurring in interest bearing deposits and $3.2 million from non-interest bearing deposits. Advances from the Federal Home Loan Bank ("FHLB") decreased $9.7 million while securities sold under repurchase agreements and other borrowed funds decreased $112,000.

All four institutions are members of the FHLB. Accordingly, management of the Company has a wide range of versatility in managing the liquidity and asset/liability mix for each individual institution as well as the Company as a whole. The following table demonstrates the available FHLB lines of credit and the extent of utilization as of June 30, 1998:

                          Available line              Amount Used                Available
                          --------------              -----------               ----------
Glacier Bank               151,100,000                97,940,000                53,139,000
Whitefish                    8,078,000                 5,000,000                 5,078,000
Eureka                       7,396,000                 2,505,000                 4,891,000
Missoula                    24,636,000                10,000,000                14,636,000

Classified Assets and Reserves
Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves, amounted to $2.0 million or .34% of total assets at June 30, 1998, as compared to $1.3 million, or .23% of total assets, as December 31, 1997.

Non-performing assets remain at a relatively low level compared to the average of the Company's peer group which was .61% of total assets at March 31, 1998, the most recent information available.

                                                                       June 30, 1998             December 31, 1997
                                                                       -------------------------------------------
Total Reserves for Loan and Real Estate Owned Losses:                  $4.0 million              $3.5 million

Reserves as a percentage of Total Loans:                               .89%                      .83%

Reserves as a percentage of Non-performing Assets:                     197%                      265%

Impaired Loans

As of June 30, 1998, there were no loans considered impaired. Interest income on impaired loans and interest recoveries on loans that have been charged off, is recognized on a cash basis after principal has been fully paid, or at the time a loan becomes fully performing per the terms of the loan.

Minority Interest

The minority interest on the consolidated statement of financial condition represents the minority stockholders' share in the retained earnings of the Company. These are shares of Eureka and Whitefish that are still outstanding. As of June 30, 1998, the Company owns 47,280 shares of Whitefish and 49,084 shares of Eureka. The Company's ownership of Whitefish and Eureka is 94% and 98%, respectively. In February 1998, the Company offered to purchase minority shares of Eureka and Whitefish at 1.25 times book value. 2,859 shares were acquired with this offer.

Results of Operations - The three months ended 6/30/98 compared to the three months ended 6/30/97.

Glacier Bancorp, Inc. reported net income of $2.461 million, or basic earnings per share of $.36, for the second quarter of 1998, compared with $2.292 million, or basic earnings per share of $.34, for the same quarter of 1997. Return on average assets and return on beginning equity in the first quarter of 1998 were
1.65 percent and 16.02 percent, respectively, compared to returns of 1.64 percent and 17.36 percent for the same quarter of 1997.

From June 30, 1997 total assets have grown $31.845 million, or 5.6 percent, to $599.455 million, and stockholders' equity has increased $8.456 million, or 15.3 percent, to $63.740 million. The capital level remains very strong at 10.63 percent of assets.

Net Interest Income

Net interest income for the quarter was $6.342 million, an increase of $343,000 or 5.7%, over the same period in 1997. Growth in net earning assets, and an increase in the net interest margin as a percentage of earning assets were the reasons for this increase. Loan balances have increased $42.6 million from June 30, 1997, an increase of 10.5 percent. Commercial loans increased $43.5 million, or 39.3 percent, consumer loans are up $3.6 million, or 3.8 percent, after selling the credit card portfolio of approximately $3.8 million. Real estate loans have decreased $4.0 million reflecting the strategy of selling the long-term fixed rate loan production. Total investments including mortgage backed securities, decreased $16.4 million, or 15.6 percent. The flat yield curve has provided little opportunity to achieve reasonable spreads, therefore prepayments and maturities have not been reinvested in securities. Total deposits increased $40.7 million, or 12.3 percent, with $11.7 million of the increase in non-interest bearing deposits. Borrowed funds, which include Federal Home Loan Bank advances, repurchase agreements, and other borrowed funds, decreased $12.5 million, reducing the reliance on borrowed funds for asset growth.

The Company's net interest income is determined by its interest rate spread (i.e. the difference between the yields earned on its earning assets, and the rates paid on its interest-bearing liabilities) and the relative amounts of earning assets and interest-bearing liabilities. The following table sets forth information concerning the Company's interest rate spread at June 30, 1998 and 1997:

INTEREST RATE SPREAD

One way to protect against interest rate volatility is to maintain a comfortable interest spread between yields on assets and the rates paid on interest bearing liabilities. As shown below the net interest spread increased in 1998 from 3.77% to 3.87%, from a combination of higher rates on interest earning assets, and lower rates on liabilities. The net interest margin increased in 1998 from 4.56% to 4.71% which is also the result of the above described reasons. The increased asset levels, and increased non-interest bearing deposits also contributed to the significantly higher net interest income.

                                                                                                 June 30, [1]
                                                                                             ----------------------
FOR THE SIX MONTHS ENDED:                                                                    1998              1997
                                                                                             ----              ----
     Combined weighted average yield on loans and investments [2] ..............             8.48%             8.45%
     Combined weighted average rate paid on savings deposits and borrowings ....             4.61%             4.68%
     Net interest spread .......................................................             3.87%             3.77%
     Net interest margin [3] ...................................................             4.71%             4.56%

[1] Weighted averages are computed without the effect of compounding daily interest.
[2] Includes dividends received on capital stock of the Federal Home Loan Bank. [3] The net interest margin (net yield on average interest earning assets) is interest income from loans and investments less interest expense from deposits, FHLB advances, and other borrowings, divided by the total amount of earning assets. Interest income from tax exempt investments is on a tax equivalent basis.


Non-Interest Income

Non-interest income increased $860,000, or 42.8 percent from the second quarter of 1997. Loan fees and service charges on deposit accounts were up $106,000 while other income increased by $753,000. Included in other income was $102,000 and $457,000 from the sale of the Trust Department, and Credit Card portfolio, respectively, leaving an increase of $194,000 from operations.

Loan Loss Provision and Non-Performing Assets

The second quarter provision for loan losses was $513,000, up from $209,000 during the same quarter in 1997 reflecting the growth in loans and the changing mix from residential real estate to more commercial and consumer loans which have a higher risk of loss. Non-performing assets as a percentage of loans at June 30, 1998 were .45 percent, well below the average of the Company's peer group which was .83 percent at March 31, 1998, the most recent information available. The reserve for loan losses was 197 percent of non-performing assets as of June 30, 1998.

Non-Interest Expense

Non-interest expense increased by $603,000, or 14.4 percent, over the second quarter of 1997. Compensation and employee benefits decreased $258,000, or 11.4 percent, resulting from additional staffing and overtime for the data processing conversion, commissions on loan production, and other increases. Occupancy expense was up $61,000, or 13.2 percent, the result of adding two new branches in 1997. Data processing expenses increased $54,000, or 27.2 percent, reflecting pricing increases from the former servicer and increased activity. Other expenses, which include merger expenses of $16,000 and costs related to the curative reorganization of $181,000, were up $236,000, or 19.0 percent.

Results of Operations - Six months ended June 30, 1998

Net income of $4.891 million was an increase of $612,000, or 14.3 percent, over the first six months of 1997. Basic earnings per share was $.71 for 1998 and $.63 in 1997, with diluted earnings per share of $.69 and $.62, respectively. Return on average assets was 1.67 and 1.54, and return on beginning equity was
16.41 and 16.47
percent, for the first six months in 1998 and 1997, respectively. The high capital level of 10.6 percent, results in a lower return on equity even with increased earnings.

Net-Interest Income

Net interest income for the first six months was $12.552 million, an increase of $880 thousand, or 7.5 percent over the same period in 1997. More net earning assets, and the changing mix of loans to more commercial and consumer, are the reasons for the increased net interest income.

Loan Loss Provision

The provision for loan losses was $715,000, up from $372,000 in 1997. As discussed above the increase in loans and the change in the mix of loans was the primary reason for the increase. Commercial and consumer loans typically have a greater risk of loss than real estate loans. The level of non-performing loans remains at a relatively low level compared to the peer group as reported in the Federal Reserve Bank's "Bank Performance Report".

Non-Interest Income

Total non-interest income increased by $1.123 million over the same period last year. Of this increase $102,000 came from the sale of the trust department, and $457,000 from the sale of the credit card portfolio. Fees and service charges increased $339,000, or 9.6 percent, and other income increased $223,000, primarily from increased activity in real estate loan origination and sales.

Non-Interest Expense

Non-interest expense increased $681,000, or 8.1 percent, over 1997. Compensation and employee benefits were up $223,000, primarily from the two new branches in 1997, the data processing conversion, and commissions from real estate loan originations. Occupancy expense also increased $44,000, primarily from the new branches. Data processing expense increased $68,000, the result of higher fees from the former data processing provider, and increased account activity. Other expenses increased $340,000 of which $63,000 relates to the pending HUB merger, and $198,000 to the curative reorganization and the additional authorized shares, which are non-recurring.

The Company is aware of the issues associated with computer systems as the year 2000 approaches. The basic issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. The Company has a task force to identify all equipment, software, vendor dependencies, and customers that may be affected by the year 2000 problem. The Company has provided its business customers, suppliers and vendors with information regarding the Company's progress on year 2000 issues and has requested similar information in return. All software currently used within the Company is supplied by vendors. Vendor readiness for year 2000 has been assessed, and testing to assure proper functioning is scheduled to be completed by December 31, 1998. The Company continues to bear some risk related to the year 2000 issue and could be adversely affected if other entities not affiliated with the Company do not appropriately address their own year 2000 compliance issues. Based on the study and analysis conducted, the dollar amount required to remediate the known year 2000 issues is not expected to be material to the Company's business. Unanticipated problems or difficulties, however, could significantly increase the Company's estimated expenditures for the year 2000 project.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability committee (ALCO). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

         Interest Rate Risk:

         Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

         The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1997, the most recent information available, as compared to the 10% Board approved policy limit.

                                                             Estimated
                 Rate Change                                 NII Sensitivity
                 -----------                                 ---------------
                   +200 bp                                     -0.85%
                   -200 bp                                      0.48%

         The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of assets and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

         Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no pending material legal proceedings to which the registrant or its subsidiaries are a party.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.        Exhibit 27 - Financial data schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GLACIER BANCORP, INC.


August 13, 1998                              By     s/ Michael J. Blodnick
                                                    ----------------------------
                                                    Michael J. Blodnick
                                                    President/CEO




August 13, 1998                              By     s/s James H. Strosahl
                                                    ----------------------------
                                                    James H. Strosahl
                                                    Executive Vice President/CFO